Form 10-Q
period 2004-09-30
RGA CAPITAL TRUST I; RGA CAPITAL TRUST II; REINSURANCE GROUP OF AMERICA INC
filed 2004-11-05
CIK 1134293, 1134294, 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11848

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       MISSOURI                                           43-1627032
(STATE OR OTHER JURISDICTION                             (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                          1370 TIMBERLAKE MANOR PARKWAY
                          CHESTERFIELD, MISSOURI 63017
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (636) 736-7439
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [X] NO[ ]

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 2004: 62,384,481 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                          PAGE
----                                                                          ----
                         PART I - FINANCIAL INFORMATION

1          Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)
           September 30, 2004 and December 31, 2003                             3

           Condensed Consolidated Statements of Income (Unaudited)
           Three and nine months ended September 30, 2004 and 2003              4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended September 30, 2004 and 2003                        5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                               6

2          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       12

3          Quantitative and Qualitative Disclosures About Market Risk          33

4          Controls and Procedures                                             33

                           PART II - OTHER INFORMATION

1          Legal Proceedings                                                   33

2          Unregistered Sales of Equity Securities and Use of Proceeds         34

6          Exhibits                                                            34

           Signatures                                                          35

           Index to Exhibits                                                   36

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,   December 31,
                                                                                    2004           2003
                                                                                ------------   --------------
                                                                                  (Dollars in thousands)
       ASSETS
Fixed maturity securities:
    Available-for-sale at fair value (amortized cost of $5,480,005 and
       $4,298,597 at September 30, 2004 and December 31, 2003, respectively)    $  5,775,597   $   4,575,735
Mortgage loans on real estate                                                        552,250         479,312
Policy loans                                                                         905,155         902,857
Funds withheld at interest                                                         2,535,741       2,717,278
Short-term investments                                                                14,996          28,917
Other invested assets                                                                239,096         179,320
                                                                                ------------   --------------
       Total investments                                                          10,022,835       8,883,419
Cash and cash equivalents                                                            129,206          84,586
Accrued investment income                                                             92,251          47,961
Premiums receivable                                                                  327,649         412,413
Reinsurance ceded receivables                                                        426,903         463,557
Deferred policy acquisition costs                                                  2,080,926       1,757,096
Other reinsurance balances                                                           159,373         387,108
Other assets                                                                          74,243          77,234
                                                                                ------------   --------------
       Total assets                                                             $ 13,313,386   $  12,113,374
                                                                                ============   ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                          $  3,795,399   $   3,550,156
Interest sensitive contract liabilities                                            4,740,637       4,170,591
Other policy claims and benefits                                                   1,244,573       1,091,038
Other reinsurance balances                                                           221,308         267,706
Deferred income taxes                                                                505,202         438,973
Other liabilities                                                                    130,186          90,749
Short-term debt                                                                       27,180               -
Long-term debt                                                                       375,134         398,146
Company-obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures of the Company               158,385         158,292
                                                                                ------------   --------------
       Total liabilities                                                          11,198,004      10,165,651
Commitments and contingent liabilities                                                     -               -
Stockholders' Equity:
    Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
       shares issued or outstanding)                                                       -               -

    Common stock (par value $.01 per share; 140,000,000 and 75,000,000 shares authorized, respectively; 63,128,273 shares issued at
        September  30, 2004 and December 31, 2003)                                       631             631
    Warrants                                                                          66,915          66,915
    Additional paid-in-capital                                                     1,045,087       1,042,444
    Retained earnings                                                                796,765         641,502
    Accumulated other comprehensive income:
       Accumulated currency translation adjustment, net of income taxes               46,991          53,601
       Unrealized appreciation of securities, net of income taxes                    181,488         170,658
                                                                                ------------   --------------
         Total stockholders' equity before treasury stock                          2,137,877       1,975,751
    Less treasury shares held of 765,364 and 967,927 at cost at
       September 30, 2004 and December 31, 2003, respectively                        (22,495)        (28,028)
                                                                                ------------   --------------
       Total stockholders' equity                                                  2,115,382       1,947,723
                                                                                ------------   --------------
       Total liabilities and stockholders' equity                               $ 13,313,386   $  12,113,374
                                                                                ============   ==============

                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three months ended September 30,   Nine months ended September 30,
                                                                --------------------------------   -------------------------------
                                                                       2004        2003                 2004           2003
                                                                       ----        ----                 ----           ----
                                                                        (Dollars in thousands, except per share data)
REVENUES:
        Net premiums                                            $    819,454   $    572,970        $   2,430,636    $   1,700,746
        Investment income, net of related expenses                   144,582        122,153              412,327          345,234
        Realized investment gains (losses), net                          664          6,560               31,771              776
        Change in value of embedded derivatives                      (18,610)             -                  384                -
        Other revenues                                                13,374         10,819               39,983           33,670
                                                                ------------   ------------        -------------    -------------
               Total revenues                                        959,464        712,502            2,915,101        2,080,426
BENEFITS AND EXPENSES:
        Claims and other policy benefits                             641,618        457,844            1,923,474        1,334,081
        Interest credited                                             47,336         46,251              138,686          130,914
        Policy acquisition costs and other insurance expenses        148,090        111,334              425,315          330,903
        Change in deferred acquisition costs associated with
          change in value of embedded derivatives                    (13,209)             -                4,284                -
        Other operating expenses                                      36,868         24,683              105,293           77,275
        Interest expense                                               9,655          9,383               28,735           27,384
                                                                ------------   ------------        -------------    -------------
               Total benefits and expenses                           870,358        649,495            2,625,787        1,900,557
               Income from continuing operations before
                  income taxes                                        89,106         63,007              289,314          179,869
        Provision for income taxes                                    31,107         20,783               99,931           60,899
                                                                ------------   ------------        -------------    -------------
               Income from continuing operations                      57,999         42,224              189,383          118,970
        Discontinued operations:
               Loss from discontinued accident and health
                 operations, net of income taxes                     (18,604)          (473)             (22,551)          (1,918)
                                                                ------------   ------------        -------------    -------------
               Income before cumulative effect of change in
                  accounting principle                                39,395         41,751              166,832          117,052
        Cumulative effect of change in accounting principle,
           net of income taxes                                             -              -                 (361)               -
                                                                ------------   ------------        -------------    -------------
               Net income                                       $     39,395   $     41,751        $     166,471    $     117,052
                                                                ============   ============        =============    =============

BASIC EARNINGS PER SHARE:
        Income from continuing operations                       $       0.93   $       0.85        $        3.04    $        2.39
        Discontinued operations                                        (0.30)         (0.01)               (0.36)           (0.03)
        Cumulative effect of change in accounting principal                -              -                (0.01)               -
                                                                ------------   ------------        -------------    -------------
        Net income                                              $       0.63   $       0.84        $        2.67    $        2.36
                                                                ============   ============        =============    =============

DILUTED EARNINGS PER SHARE:
        Income from continuing operations                       $       0.92   $       0.84        $        3.02    $        2.38
        Discontinued operations                                        (0.29)         (0.01)               (0.36)           (0.04)
        Cumulative effect of change in accounting principal                -              -                (0.01)               -
                                                                ------------   ------------        -------------    -------------
        Net income                                              $       0.63   $       0.83        $        2.65    $        2.34
                                                                ============   ============        =============    =============

DIVIDENDS DECLARED PER SHARE                                    $       0.06   $       0.06        $        0.18             0.18
                                                                ============   ============        =============    =============

                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                           2004            2003
                                                                                       ----------------------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                    $    166,471    $    117,052
         Adjustments to reconcile net income to net cash provided by operating activities:
                Change in:
                       Accrued investment income                                            (44,179)        (42,498)
                       Premiums receivable                                                   90,143         (83,332)
                       Deferred policy acquisition costs                                   (316,616)       (244,916)
                       Reinsurance ceded balances                                            36,655          63,271
                       Future policy benefits, other policy claims and benefits, and
                         other reinsurance balances                                         514,368         342,263
                       Deferred income taxes                                                 61,929          61,932
                       Other assets and other liabilities, net                               42,327          15,797
                Amortization of net investment discounts and other                          (26,887)        (31,302)
                Realized investment (gains) losses, net                                     (31,771)           (776)
                Other, net                                                                   (8,410)            654
                                                                                       ------------    ------------
Net cash provided by operating activities                                                   484,030         198,145

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales of fixed maturity securities - available for sale                            867,516       1,294,644
         Maturities of fixed maturity securities - available for sale                        30,059          20,955
         Purchases of fixed maturity securities - available for sale                     (1,376,872)     (1,426,275)
         Sales of mortgage loans                                                             13,927               -
         Cash invested in mortgage loans on real estate                                    (105,870)       (215,616)
         Cash invested in policy loans                                                       (9,293)         (9,181)
         Cash provided by (invested in) funds withheld at interest                           30,922         (42,671)
         Principal payments on mortgage loans on real estate                                 20,955           8,891
         Principal payments on policy loans                                                   6,995               -
         Change in short-term investments and other invested assets                         (48,614)        (71,898)
                                                                                       ------------    ------------
Net cash used in investing activities                                                      (570,275)       (441,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends to stockholders                                                          (11,208)         (8,940)
         Borrowings under credit agreements                                                   4,600          63,448
         Exercise of stock options                                                            8,176           9,054
         Excess deposits on universal life and other
                 investment type policies and contracts                                     129,387         221,245
                                                                                       ------------    ------------
Net cash provided by financing activities                                                   130,955         284,807
Effect of exchange rate changes                                                                 (90)          3,396
                                                                                       ------------    ------------
Change in cash and cash equivalents                                                          44,620          45,197
Cash and cash equivalents, beginning of period                                               84,586          88,101
                                                                                       ------------    ------------
Cash and cash equivalents, end of period                                               $    129,206    $    133,298
                                                                                       ============    ============
Supplementary information:
         Cash paid for interest                                                        $     22,767    $     21,634
         Cash paid for income taxes                                                    $     22,330    $      5,938
         Non-cash transfer from funds withheld at
           interest to fixed maturity securities                                       $    606,040    $          -

                See accompanying notes to condensed consolidated
                       financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K ("2003 Annual Report") filed with the Securities and Exchange Commission on March 12, 2004.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the 2004 presentation.

Prior to January 1, 2003, the Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost was recognized for its stock options in the financial statements. For issuances under employee stock plans after January 1, 2003, the Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 when recording its compensation expense. Had the Company determined compensation cost based on the fair value at the grant date for all stock option grants under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
(dollars in thousands, except per share information)           SEPTEMBER 30,             SEPTEMBER 30,
information)                                                   2004       2003         2004          2003
                                                            ---------    -------    ---------     ---------
Net income as reported                                      $  39,395    $41,751    $ 166,471     $ 117,052
  Add compensation expense included in net income, net
   of income taxes                                                674        272        1,862           815

  Deduct total fair value of compensation expense for
   all awards, net of income taxes                             (1,136)      (870)      (3,407)       (2,765)
                                                            ---------    -------    ---------     ---------
      Pro forma net income                                  $  38,933    $41,153    $ 164,926     $ 115,102

Net income per share:
  As reported - basic                                       $    0.63    $  0.84    $    2.67     $    2.36
  Pro forma - basic                                         $    0.62    $  0.83    $    2.65     $    2.32
  As reported - diluted                                     $    0.63    $  0.83    $    2.65     $    2.34
  Pro forma - diluted                                       $    0.62    $  0.82    $    2.63     $    2.30

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (dollars in thousands, except per share information):

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                              2004      2003       2004       2003
                                             -------   --------  --------   --------
Earnings:
  Income from continuing operations
  (numerator for basic and diluted
   calculations)                             $57,999   $42,224   $189,383   $118,970
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)        62,336    49,793     62,274     49,684
  Equivalent shares from outstanding stock
   options                                       535       474        476        259
                                             -------   -------   --------   --------
  Denominator for diluted calculation         62,871    50,267     62,750     49,943
Earnings per share:
  Basic                                      $  0.93   $  0.85   $   3.04   $   2.39
  Diluted                                    $  0.92   $  0.84   $   3.02   $   2.38
                                             -------   -------   --------   --------

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of equivalent shares also excludes the impact of outstanding performance contingent shares as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three- and nine-month periods ended September 30, 2004, all outstanding stock options were included in the calculation of common equivalent shares, while approximately 0.1 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2003, substantially all outstanding stock options were included in the calculation of common equivalent shares. For the nine months ended September 30, 2003, approximately 0.8 million in outstanding stock options were not included in the calculation of common equivalent shares. Diluted earnings per share exclude the antidilutive effect of
5.6 million shares that would be issued upon exercise of outstanding warrants to purchase Company common stock, as the Company could repurchase more shares than it could issue with the exercise proceeds. The warrants become dilutive once the Company's average stock price during a reporting period exceeds $39.98 per share. Approximately 0.3 million shares would be included as common stock equivalents if the Company's stock price were to average $42.50 and approximately 0.6 million shares would be included if the stock price were to average $45.00 per share during the period.

3. COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2004 and 2003 (dollars in thousands):

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                2004          2003              2004           2003
                                             -------------  -------------   -------------  -------------
Net income                                     $ 39,395         $ 41,751        $ 166,471     $117,052
Accumulated other comprehensive
 income (loss), net of income tax:
  Unrealized gains (losses), net of
     reclassification adjustment for gains
     (losses) included in net income            106,330          (35,410)          10,830       70,529
  Foreign currency items                         16,166           (3,210)          (6,610)      32,664
                                               --------         --------        ---------     --------
    Comprehensive income                       $161,891         $  3,131        $ 170,691     $220,245
                                               --------         --------        ---------     --------

4. SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the 2003 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Information related to total revenues and income (loss) from continuing operations before income taxes for each reportable segment are summarized below (dollars in thousands).

                                             ----------------------------   ----------------------------
                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                2004            2003            2004           2003
                                             -------------  -------------   -------------  -------------
REVENUES
  U.S                                         $ 636,256       $ 468,814       $ 1,949,789    $ 1,396,126
  Canada                                         84,323          84,034           261,965        229,233
  Europe & South Africa                         119,277          94,766           362,958        264,543
  Asia Pacific                                  107,581          60,196           305,845        174,308
  Corporate & Other                              12,027           4,692            34,544         16,216
                                              ---------       ---------       -----------    -----------
      Total                                   $ 959,464       $ 712,502       $ 2,915,101    $ 2,080,426
                                              =========       =========       ===========    ===========
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
   U.S                                        $  72,031       $  45,303       $   218,088    $   143,702
   Canada                                        15,835          19,529            52,966         43,585
   Europe & South Africa                          9,577           3,098            27,666          9,409
   Asia Pacific                                  (1,406)          6,529            10,085         12,424
   Corporate & Other                             (6,931)        (11,452)          (19,491)       (29,251)
                                              ---------       ---------       -----------    -----------
      Total                                   $  89,106       $  63,007       $   289,314    $   179,869
                                              =========       =========       ===========    ===========

Canada, Europe & South Africa and Asia Pacific assets increased approximately $264.0 million or 14%, $136.5 million or 28%, and $197.8 million or 48%, respectively, from the amounts disclosed in Note 17 of the 2003 Annual Report, primarily due to the continued growth in these segments.

5. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve its discontinued accident and health business, including medical reinsurance arrangements, personal accident business (including London market excess of loss business), aviation bodily injury carve-out business and worker's compensation carve-out business. As of September 30, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, in the amount of $5.6 million, which is $4.9 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that have indicated that they anticipate asserting claims in the future against the Company in the amount of $24.1 million, which is $23.7 million in excess of the amounts held in reserve by the Company as of September 30, 2004. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2003 Annual Report for more information.

During the third quarter of 2004, the Company's discontinued accident and health operations recorded a $24.0 million pre-tax charge related to the negotiated settlement of all disputed claims associated with its largest identified accident and health exposure. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

As discussed in the Company's 2003 Annual Report, certain regulations were pending relating to permanently disabled participants of the privatized pension plans administered by Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs"). Recently, the Argentine government enacted those regulations. The new regulations require permanently disabled AFJP plan participants to elect a programmed withdrawal or an annuity with respect to deferred disability claims at a time when the AFJP fund unit values are significantly inflated. The new regulations are expected to accelerate permanent disability payments from reinsurers, particularly with respect to plan participants that elect programmed withdrawal. The Company cannot predict the percentage of plan participants that will elect programmed withdrawal as opposed to an annuity. In addition, as discussed in the Company's 2003 Annual Report, AFJP claims payments are linked to AFJP fund unit values, which are artificially inflated because of the regulatory intervention of the Argentine government. In view of this fact, coupled with the acceleration of permanent disability payments, during the third quarter the Company has formally notified the AFJP ceding companies that it will no longer make claim payments at rates it considers to be artificially inflated, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the underlying AFJP fund units. This formal notification could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of any such future litigations or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

Additionally, as discussed in the Company's 2003 Annual Report, the Company had placed the Argentine Government on notice of its intent to file an arbitration with respect to alleged violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). On March 24, 2004, RGA Reinsurance filed a request for arbitration of its dispute relating to these alleged violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At September 30, 2004, there were approximately $34.9 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. As of September 30, 2004, $305.6 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain credit facilities and reinsurance treaties, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $248.3 million as of September 30, 2004 and are reflected on the Company's consolidated balance sheet as future policy benefits.

Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2004, RGA's exposure related to credit facility guarantees was $52.7 million, the maximum potential amount under current facility terms.

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows:

                                                PENSION BENEFITS      OTHER BENEFITS
                                              FOR THE NINE MONTHS   FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
(in thousands)                                 2004        2003      2004       2003
                                              --------   --------   -------    ------
DETERMINATION OF NET PERIODIC BENEFIT COST:
      Service cost                            $ 1,370    $ 1,105      $283     $ 236
      Interest cost                               956        789       273       227
      Expected return on plan assets             (750)      (482)       --        --
      Amortization of prior service cost           22         22        --        --
      Amortization of prior actuarial loss        100        106        53        45
                                              -------    -------      ----     -----
Net periodic benefit cost                     $ 1,698    $ 1,540      $609     $ 508
                                              -------    -------      ----     -----

The Company paid $2.9 million in pension contributions during the second quarter of 2004 and expects this to be the only contribution for the year.

7. NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized." The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the impact of EITF 03-1 on its unaudited interim condensed consolidated financial statements. In conformity with existing generally accepted accounting principles, the Company's gross unrealized losses totaling $27.2 million at September 30, 2004 are reflected as a component of other comprehensive income on the consolidated balance sheet. Depending on the ultimate guidance issued by the FASB, including guidance regarding management's assertion about intent and ability to hold available-for-sale investment securities, the Company could be required to report these unrealized losses in a different manner, including possibly reflecting these unrealized losses in the consolidated income statement as other-than-temporary impairments, even if the unrealized losses are attributable solely to interest rate movements.

In March 2004, the EITF reached consensuses on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

In March 2004, the EITF reached consensus on Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. Effective July, 1, 2004, the Company adopted FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides accounting guidance to a sponsor of a post-retirement health care plan that provides prescription drug benefits. The impact of the Company's application of FSP 106-2 was immaterial.

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $0.4 million, net of income taxes.

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. The Company adopted the provisions of Issue B36 during the fourth quarter of 2003 and recorded a net gain of $0.5 million as a cumulative effect of change in accounting principle.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extended the effective date of FIN 46 to the period ending March 31, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004 and is not required to consolidate any material interests in variable interest entities.

8. SIGNIFICANT TRANSACTION

During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business assumed does not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction adds additional scale to the Company's U.S. traditional business, but does not significantly add to its client base since most of the underlying ceding companies are already clients. The Company continues to make commercially reasonable efforts to novate the underlying treaties from Allianz Life to RGA Reinsurance. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life. The profitability of the business is not dependent on novation. The transaction was effective retroactive to July 1, 2003.

9. SUBSEQUENT EVENT

On October 26, 2004, the Company announced that its board of directors increased the quarterly dividend by 50 percent to $0.09 per share from $0.06 per share, payable to shareholders of record as of November 8, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Our primary business is life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders, and the exercise of recapture options by ceding companies.

We derive revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. We believe that industry trends have not materially changed from those discussed in our 2003 Annual Report.

Our profitability primarily depends on the volume and amount of death claims incurred and our ability to adequately price the risks we assume. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective July 1, 2003, we increased the maximum amount of coverage that we retain per life from $4 million to $6 million. This increase does not affect business written prior to July 1, 2003. Claims in excess of this retention amount are retroceded to retrocessionaires; however, we remain fully liable to the ceding company, our customer, for the entire amount of risk we assume. The increase in our retention limit from $4 million to $6 million reduces the amount of premiums we pay to our retrocessionaires, but increases the maximum impact a single death claim can have on our results and therefore may result in additional volatility to our results from operations. We believe our sources of liquidity are sufficient to cover the potential increase in claims payments on both a short-term and long-term basis.

We measure performance based on income or loss from continuing operations before income taxes for each of our five segments. Our U.S., Canada, Asia Pacific and Europe & South Africa operations provide traditional life reinsurance to clients. Our U.S. operations also provide asset-intensive and financial reinsurance products. We also provide insurers with critical illness reinsurance in our Canada, Asia Pacific and Europe & South Africa operations. Asia Pacific operations provide a limited amount of financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, Argentine business in run-off and the provision for income taxes. Our discontinued accident and health operations are not reflected in our results from continuing operations.

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes increased $26.1 million, or 41%, and $109.4 million, or 61%, for the third quarter and first nine months of 2004, respectively, primarily due to higher revenue levels, including net capital gains on investment transactions. Our coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"), signed in December 2003 and effective as of July 1, 2003, continued to provide positive results concurrent with growth in life reinsurance premiums in all of our operating segments. Consolidated premiums increased $246.5 million, or 43%, and $729.9 million, or 43%, during the third quarter and first nine months of 2004, respectively. The Allianz Life transaction contributed $122.3 million of this increase during the third quarter and $361.9 for the first nine months of 2004.

Consolidated investment income, net of related expenses, increased $22.4 million, or 18%, and $67.1 million, or 19%, during the third quarter and first nine months of 2004, respectively, primarily due to a larger invested asset base. Invested assets as of September 30, 2004 totaled $10.0 billion, a 29% increase over September 30, 2003. While our invested asset base has grown significantly since September 30, 2003, the average yield earned on investments excluding funds withheld decreased from 6.59% during the third quarter of 2003 to 6.03% for the third quarter of 2004. The decreasing yield is the result of the Company investing proceeds from operations and investing activities in a lower interest rate environment. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of our underlying investments. Investment income and a portion of realized gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The effective tax rate on a consolidated basis was 34.9% for the third quarter and 34.5% for the first nine months of 2004, compared to 33.0% and 33.9% for the comparable prior-year periods. The lower rates in the prior-year periods were due to the release of valuation allowances on certain foreign subsidiaries.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 2 in the 2003 Annual Report. We believe our most critical accounting policies include the capitalization and amortization of deferred acquisition costs; the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of investment impairments; and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to our financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Deferred policy acquisition costs ("DAC") reflect our expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. We perform periodic tests to determine that DAC remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations.

Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. We primarily rely on our own valuation and administration systems to establish policy reserves. The policy reserves we establish may differ from those established by our ceding companies (clients) due to the use of different mortality and other assumptions. However, we rely on our clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. Our administration departments work directly with our clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, we perform periodic audits of the information provided by ceding companies. We establish reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors we discover or computer file compatibility issues, since much of the data reported to us is in electronic format and is uploaded to our computer systems.

We continually review actual historical experience and relative anticipated experience compared to the assumptions used to establish policy reserves. Further, we establish premium deficiency reserves if actual and anticipated experience indicates that existing policy reserves together with the present value of future gross premiums are not sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established along with a charge to income, as well as a reduction to unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase to future policy benefits. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of our reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. If our assumptions, particularly on mortality, are not correct, our reserves may not be adequate to pay claims and there could be a material adverse effect on our results of operations and financial condition.

Other policy claims and benefits include claims payable for incurred but not reported losses, which are determined using case basis estimates and lag studies of past experience. These estimates are periodically reviewed and any adjustments to such estimates, if necessary, are reflected in current operations. The time lag from the date of the claim or death to the date when the ceding company reports the claim to us can vary significantly by ceding company and business segment, but generally averages around 2.5 months on a consolidated basis. We update our analysis of incurred but not reported claims, including lag studies, on a quarterly basis and adjust our claim liabilities accordingly. The adjustments in a given period are generally not significant relative to the overall policy liabilities and may result in an increase or decrease in liabilities.

We primarily invest in fixed maturity securities. We monitor our fixed maturity securities to determine potential impairments in value. In conjunction with our external investment managers, we evaluate factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, the intent and ability to hold securities, and various other subjective factors. Securities, based on management's judgments, with an other-than-temporary impairment in value are written down to management's estimate of fair value.

Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on our results of operations and financial condition.

Further discussion and analysis of the results for 2004 compared to 2003 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current-year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS)

                                                                                 NON-TRADITIONAL
                                                                             ASSET-      FINANCIAL        TOTAL
                                                              TRADITIONAL   INTENSIVE    REINSURANCE       U.S.
                                                              -----------  -----------   -----------   -------------
REVENUES:
  Net premiums                                                $   538,524  $     1,227    $      --    $     539,751
  Investment income, net of related expenses                       53,305       53,134           14          106,453
  Realized investment losses, net                                    (840)        (966)          --           (1,806)
  Change in value of embedded derivatives                              --      (18,610)          --          (18,610)
  Other revenues                                                      928        2,644        6,896           10,468
                                                              -----------  -----------   ----------    -------------
     Total revenues                                               591,917       37,429        6,910          636,256

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                412,021        7,831            2          419,854
  Interest credited                                                12,073       34,652           --           46,725
  Policy acquisition costs and other insurance expenses            87,121        7,201        2,349           96,671
  Change in deferred acquisition costs associated with
    change in value of embedded derivatives                            --      (13,209)          --          (13,209)
  Other operating expenses                                         11,695        1,295        1,194           14,184
                                                              -----------  -----------   ----------    -------------
       Total benefits and expenses                                522,910       37,770        3,545          564,225

       Income (loss) before income taxes                      $    69,007  $      (341)   $   3,365    $      72,031
                                                              ===========  ===========   ==========    =============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)

                                                                                 NON-TRADITIONAL
                                                                             ASSET-      FINANCIAL        TOTAL
                                                              TRADITIONAL   INTENSIVE    REINSURANCE       U.S.
                                                              -----------  -----------   -----------   -------------
REVENUES:
  Net premiums                                                  $ 368,171    $  1,093       $    -       $ 369,264
  Investment income, net of related expenses                       47,370      44,385           97          91,852
  Realized investment losses, net                                  (1,059)       (367)           -          (1,426)
  Other revenues                                                      489       2,022        6,613           9,124
                                                                ---------    --------       ------       ---------
     Total revenues                                               414,971      47,133        6,710         468,814

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                297,654         776            -         298,430
  Interest credited                                                14,919      30,703            -          45,622
  Policy acquisition costs and other insurance expenses            56,738      10,861        2,206          69,805
  Other operating expenses                                          7,515         891        1,248           9,654
                                                                ---------    --------       ------       ---------
       Total benefits and expenses                                376,826      43,231        3,454         423,511

       Income before income taxes                               $  38,145    $  3,902       $3,256       $  45,303
                                                                =========    ========       ======       =========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS)

                                                                                 NON-TRADITIONAL
                                                                             ASSET-      FINANCIAL             TOTAL
                                                              TRADITIONAL   INTENSIVE    REINSURANCE            U.S.
                                                              -----------  -----------   -----------        -------------
REVENUES:
  Net premiums                                                $ 1,599,864  $     3,599   $        --        $   1,603,463
  Investment income, net of related expenses                      161,332      146,096           129              307,557
  Realized investment gains (losses), net                          10,380       (1,643)           --                8,737

  Change in value of embedded derivatives                              --          384            --                  384
  Other revenues                                                    3,193        6,221        20,234               29,648
                                                              -----------  -----------   -----------        -------------
     Total revenues                                             1,774,769      154,657        20,363            1,949,789

BENEFITS AND EXPENSES:
  Claims and other policy benefits                              1,272,335       10,056             2            1,282,393
  Interest credited                                                36,268      100,850            --              137,118
  Policy acquisition costs and other insurance expenses           235,266       23,330         6,923              265,519
  Change in deferred acquisition costs associated with
    change in value of embedded derivatives                            --        4,284            --                4,284
  Other operating expenses                                         34,760        3,482         4,145               42,387
                                                              -----------  -----------   -----------        -------------
       Total benefits and expenses                              1,578,629      142,002        11,070            1,731,701

       Income before income taxes                             $   196,140  $    12,655   $     9,293        $     218,088
                                                              ===========  ===========   ===========        =============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)

                                                                                 NON-TRADITIONAL
                                                                             ASSET-      FINANCIAL             TOTAL
                                                              TRADITIONAL   INTENSIVE    REINSURANCE            U.S.
                                                              -----------  -----------   -----------        -------------
REVENUES:
  Net premiums                                                $ 1,115,360  $     3,197   $         -        $   1,118,557
  Investment income, net of related expenses                      135,246      122,923            97              258,266
  Realized investment losses, net                                  (7,017)      (2,080)            -               (9,097)
  Other revenues                                                    3,186        5,035        20,179               28,400
                                                              -----------  -----------   -----------        -------------
     Total revenues                                             1,246,775      129,075        20,276            1,396,126

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                888,905        4,166             -              893,071
  Interest credited                                                45,169       84,424             -              129,593
  Policy acquisition costs and other insurance expenses           164,257       26,892         7,447              198,596
  Other operating expenses                                         24,454        2,829         3,881               31,164
                                                              -----------  -----------   -----------        -------------
       Total benefits and expenses                              1,122,785      118,311        11,328            1,252,424

      Income before income taxes                              $   123,990  $    10,764   $     8,948        $     143,702
                                                              ===========  ===========   ===========        =============

Income before income taxes for the U.S. Operations segment totaled $72.0 million and $218.1 million for the third quarter and first nine months of 2004, increases of 59.0% and 51.8% from the comparable prior-year periods. The increase in income for the first nine months was attributed to higher revenue levels and net capital gains on investment transactions. Current period results also include the large Allianz coinsurance transaction that was completed in the fourth quarter of 2003. Improved mortality experience, in the traditional sub-segment, primarily in the third quarter also contributed to the increase in income.

Traditional Reinsurance

The U.S. traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the third quarter and first nine months of

2004, this sub-segment added $39.3 billion and $135.2 billion face amount of new business compared to $29.7 billion and $95.8 billion for the same periods in 2003. Total assumed reinsurance in force, as measured by policy face amount, totaled $990.3 billion, an increase of 65.2% over the total at September 30, 2003. The Allianz Life transaction, completed in the fourth quarter of 2003, contributed $297.6 billion of the increase for the comparable periods. Management believes life insurance industry consolidations and the trend towards reinsuring mortality risks should continue to provide opportunities for growth, although transactions the size of Allianz Life may or may not occur.

Income before income taxes for U.S. traditional reinsurance increased $30.9 million, or 80.9%, and $72.2 million, or 58.2%, in the third quarter and first nine months of 2004, respectively. This increase for the comparable periods was driven by growth in net premiums, including the Allianz transaction, net realized investment gains and improved mortality experience during the third quarter of 2004.

Net premiums for U.S. traditional reinsurance increased 46.3% and 43.4% or $170.3 million and $484.5 million for the third quarter and first nine months of 2004, respectively. The increases for the 2004 periods were primarily due to the Allianz transaction, which contributed $122.3 million and $361.9 million, respectively, of the increases for the comparable periods. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business also contributed to the growth.

Net investment income increased 12.5% and 19.3% or $5.9 million and $26.1 million for the third quarter and first nine months of 2004, respectively. The increase is due to growth in the invested asset base, primarily due to the Allianz Life transaction, and increased cash flows from operating activities on traditional reinsurance.

Loss ratios (claims and other policy benefits divided by net premiums) were 76.5% and 79.5% during the third quarter and first nine months, respectively, compared to 80.8% and 79.7% for the same periods in 2003. The decrease in the loss ratio for third quarter is the result of improved claim experience in the current quarter. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 16.2% and 14.7% for the third quarter and first nine months of 2004, respectively, compared to 15.4% and 14.7% for the same periods in 2003. These percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements and the amortization pattern of previously capitalized amounts, which are based on the form of reinsurance agreement and the underlying insurance polices. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.

Other operating expenses increased $4.2 million, or 56%, in the third quarter of 2004 and $10.3 million, or 42%, in the nine-month period ended September 30, 2004. The increases are commensurate with the growth in business volume and net premiums, including growth from the Allianz transaction. As a percentage of net premiums, other operating expenses remained relatively level at 2.17% for both the third quarter and first nine months of 2004, compared to 2.04% and 2.19% for the same periods in 2003.

Asset-Intensive Reinsurance

The U.S. asset-intensive sub-segment concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profit or losses primarily from the spread between the investment earnings and interest credited on the underlying deposit liabilities. As of September 30, 2004, two of the coinsurance agreements remain on a funds withheld at interest basis. In the third quarter of 2004, two annuity treaties, from one ceding company, were converted from a funds withheld at interest agreement to a coinsurance agreement. The conversion resulted in a transfer of assets, primarily fixed maturity securities, from the ceding company to RGA. As of September 30, 2004, these assets had a reported value of approximately $709.7 million.

Income (loss) before income taxes for the third quarter and first nine months of 2004 was $(0.3) million and $12.7 million, respectively, compared to $3.9 million and $10.8 million for both comparable prior-year periods in 2003.

The decrease for the current quarter compared to the prior period is almost entirely related to the decline in fair market value of embedded derivatives. The fair market value of the embedded derivatives can fluctuate significantly due primarily to changes in credit spreads. Year-to-date the increase in income from the prior period can be attributed to the continued growth in the asset base for annuity business. The average asset base supporting this segment grew from $2.7 billion in the third quarter of 2003 to $3.3 billion for the same quarter in 2004. The growth in the asset base was primarily driven by new business written on existing annuity treaties. Invested assets outstanding as of September 30, 2004 and 2003 were $3.5 billion and $3.0 billion, of which $1.7 billion and $1.8 billion were funds withheld at interest, respectively.

Total revenues, which are comprised primarily of investment income, were $37.4 million and $154.7 million in the third quarter and first nine months of 2004, respectively, compared to $47.1 million and $129.1 million for the comparable prior-year periods. The decrease in revenues for the third quarter compared to the prior year third quarter is primarily due to the decline in fair value of embedded derivatives. Growth in revenue for the first nine months of 2004 compared to the prior year is primarily the result of the increase in the average asset base for the comparable periods as discussed above.

Total expenses, which are comprised primarily of interest credited, policy benefits and acquisition costs, were $37.8 million and $142.0 million for third quarter and first nine months in 2004, respectively, compared to $43.2 million and $118.3 million in the prior-year periods. The decrease in expenses for the third quarter compared to the prior year period is primarily due to the change in deferred acquisition costs associated with the change in value of embedded derivatives. The increase in expenses for the first nine months of 2004 compared to the same prior-year period was primarily related to an increase in interest credited, which is generally offset by the increase in investment income, a result of the growth in the asset base supporting this segment.

Financial Reinsurance

The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements. Financial reinsurance agreements represent low risk business that the Company structures for its third party clients. Generally, the Company assumes and subsequently retrocedes low-risk business and earns a net fee, which is based on financial reinsurance outstanding, as measured by pre-tax statutory surplus relief provided. The fees earned from the assumption of financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes totaled $3.4 million and $9.3 million in the third quarter and first nine months of 2004, respectively, compared to $3.3 million and $8.9 million for the same periods in 2003. The increase for the first nine months of the year was attributed to growth in net fees somewhat offset by higher operating expenses. At September 30, 2004 and 2003, financial reinsurance outstanding was $1.3 billion and $1.1 billion, respectively.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned company. RGA Canada is a leading life reinsurer in Canada, assisting clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as non-guaranteed critical illness products.

                                                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
(in thousands)                                           2004          2003          2004            2003
                                                     ------------   ------------- -------------  -------------
REVENUES:
  Net premiums                                        $ 59,231          $53,144      $181,209      $ 153,747
  Investment income, net of related expenses            25,142           22,244        72,559         63,519
  Realized investment gains (losses), net                  (19)           8,596         8,159         12,158
  Other revenues                                           (31)              50            38           (191)
                                                      --------          -------      --------      ---------
    Total revenues                                      84,323           84,034       261,965        229,233

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      59,568           56,132       178,433        161,411
  Interest credited                                        530              536         1,325          1,089
  Policy acquisition costs and other insurance
    expenses                                             5,672            5,257        21,033         15,714
  Other operating expenses                               2,718            2,580         8,208          7,434
                                                      --------          -------      --------      ---------
    Total benefits and expenses                         68,488           64,505       208,999        185,648

    Income before income taxes                        $ 15,835          $19,529      $ 52,966      $  43,585
                                                      ========          =======      ========      =========

Income before income taxes decreased $3.7 million, or 18.9%, and increased $9.4 million, or 21.5%, in the third quarter and first nine months of 2004, respectively. The decrease in the third quarter of 2004 was primarily related to a decrease in the realized investment gains of $8.6 million, offset by better than expected mortality experience. The increase in the first nine months of 2004 was primarily related to better than expected mortality experience offset by a decrease in realized investment gains of $4.0 million. Additionally, a stronger Canadian dollar versus the U.S. dollar contributed $0.7 million and $2.7 million in the third quarter and first nine months, respectively, to income before income taxes.

Net premiums increased $6.1 million, or 11.5%, and $27.5 million, or 17.9%, in the third quarter and first nine months of 2004, respectively. A stronger Canadian dollar during 2004 contributed $2.9 million and $12.4 million in the third quarter and first nine months, respectively, to net premiums reported during 2004. Premium levels are significantly influenced by large transactions, mix of business, and reporting practices of ceding companies and, therefore, can fluctuate from period to period.

Net investment income increased $2.9 million, or 13.0%, and $9.0 million, or 14.2%, in the third quarter and first nine months of 2004, respectively. Investment performance varies with the composition of investments. In 2004, the increase was due to an increase in the invested asset base and the strengthening of the foreign exchange rate, the latter of which contributed $1.3 million and $4.7 million in the third quarter and first nine months of 2004, respectively. The invested asset base growth is due to higher positive operating cash flows on traditional reinsurance.

Loss ratios for this segment were 101.0% and 98.5% in the third quarter and first nine months of 2004, respectively, compared to 105.6% and 105.0% in the comparable prior-year periods. Lower loss ratios for the current periods are primarily due to better mortality experience compared to the prior-year periods. Historical loss ratios for this segment have generally exceeded 100% primarily as a result of several large in force blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business. The Company invests the amounts received in excess of mortality costs to fund claims in future years, and so loss ratios are expected to increase over time in normal fashion. Claims and other policy benefits as a percentage of net premiums and investment income were 70.6% and 70.3% in the third quarter and first nine months of 2004, respectively, compared to 74.5% and 74.3% in the prior-year periods. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 9.6% and 11.6% in the third quarter and first nine months of 2004, respectively, compared to 9.9% and 10.2% in the prior-year periods. Policy acquisition costs and other insurance expenses as a percentage of net premiums vary from period to period primarily due to the mix of business in the segment.

EUROPE & SOUTH AFRICA OPERATIONS

The Europe & South Africa segment writes business in Europe (primarily in the United Kingdom and Spain), India and South Africa. This segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of accelerated critical illness coverage (pays on the earlier of death or diagnosis of a pre-defined critical illness). Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

                                                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
(in thousands)                                           2004          2003          2004           2003
--- ----------                                           ----          ----          ----           ----
REVENUES:
  Net premiums                                         $116,873       $ 92,502      $352,963       $259,829
  Investment income, net of related expenses              1,390          1,329         3,797          2,808
  Realized investment gains, net                            341          1,040         4,643          1,888
  Other revenues                                            673           (105)        1,555             18
                                                       --------       --------      --------       --------
    Total revenues                                      119,277         94,766       362,958        264,543

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       76,089         60,435       231,895        161,668
  Policy acquisition costs and other insurance
    expenses                                             27,752         27,293        86,625         81,516
  Other operating expenses                                5,480          3,682        15,686         11,228
  Interest expense                                          379            258         1,086            722
                                                       --------       --------      --------       --------
    Total benefits and expenses                         109,700         91,668       335,292        255,134

    Income before income taxes                         $  9,577       $  3,098      $ 27,666       $  9,409
                                                       ========       ========      ========       ========

Income before income taxes increased from $3.1 million to $9.6 million during the third quarter of 2004, and from $9.4 million to $27.7 million for the first nine months of 2004. These increases were driven by growth in premiums from $92.5 million in the third quarter of 2003 to $116.9 million during the third quarter of 2004, and from $259.8 million for the first nine months in 2003 to $353.0 million for the first nine months of 2004. Additionally in 2004, favorable mortality and morbidity experience and an increase in realized investment gains of $2.8 million during the first nine months of 2004 contributed to the improved income before income taxes. Strengthening foreign currencies contributed $1.3 million and $2.7 million to income from continuing operations before income taxes for the third quarter and the first nine months of 2004, respectively.

Net premiums increased $24.4 million, or 26.3%, and $93.1 million, or 35.9%, in the third quarter and first nine months of 2004, respectively. These increases were due to first year premiums from new treaties and renewal premiums from existing treaties, combined with favorable currency exchange rates. Several foreign currencies, particularly the British pound, the euro, and the South African rand, were stronger against the U.S. dollar in the 2004 periods compared to 2003. Stronger local currencies contributed approximately $13.4 million and $42.3 million to net premiums for the third quarter and first nine months of 2004, respectively. A portion of the growth in premiums was also due to reinsurance of accelerated critical illness. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned during the third quarter and first nine months of 2004 associated with critical illness coverage totaled $41.2 million and $128.0 million, respectively, compared to $36.7 million and $106.9 million in the prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Loss ratios were 65.1% and 65.7% in the third quarter and first nine months of 2004, respectively, compared to 65.3% and 62.2% in the prior-year periods. This ratio will fluctuate due to timing of client company reporting. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

In addition, in 2004, there was a decrease in the mixture of business to the total segment that related to treaties in the United Kingdom that carry a high percentage of policy acquisition costs to premiums. Accordingly, this variation in the mixture of business in 2004 caused the loss ratio to slightly increase and caused the policy acquisition costs and other insurance expenses as a percentage of net premiums to slightly decrease.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 23.8% and 24.5% for the third quarter and first nine months of 2004, respectively, compared to 29.5% and 31.4% in the prior-year periods. These percentages fluctuate due to variations in the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first year premiums, represent a greater percentage of the total premiums. Accordingly, the ratio of allowances to premiums declines.

Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the United Kingdom are typically higher than those experienced in the Company's other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management's estimates, the Company may record a charge to income, due to a reduction in deferred acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. No such changes were necessary during the periods presented.

Other operating expenses, as a percentage of net premiums were 4.7% and 4.4% for the third quarter and first nine months of 2004, respectively, compared to 4.0% and 4.3% in the prior-year periods. The increase in expenses as a percentage of premiums reflects an increase in costs associated with supporting higher business volumes in new and existing markets. Interest expense increased in 2004 over 2003 due to higher interest rates, an increase in debt levels in the United Kingdom to support the growth in operations, and the effect of foreign exchange rates increasing against the U.S. dollar over the prior year.

ASIA PACIFIC OPERATIONS

The Asia Pacific segment writes business primarily in Australia, Hong Kong, Japan, Malaysia, New Zealand, South Korea and Taiwan. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. The Company operates multiple offices throughout each region to best meet the needs of the local client companies.

                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
(in thousands)                                      2004              2003              2004               2003
                                               -------------     -------------      -------------     -------------
REVENUES:
  Net premiums                                   $ 103,362         $ 57,261            $291,079         $ 165,836
  Investment income, net of related expenses         4,398            3,050              11,162             8,198
  Realized investment gains (losses), net              244             (104)                442              (622)
  Other revenues                                      (423)             (11)              3,162               896
                                                 ---------         --------            --------         ---------
    Total revenues                                 107,581           60,196             305,845           174,308

BENEFITS AND EXPENSES:
  Claims and other policy benefits                  84,611           41,101             226,836           115,555
  Policy acquisition costs and other
   insurance expenses                               17,514            8,873              50,922            33,401
  Other operating expenses                           6,478            3,370              16,893            12,086
  Interest expense                                     384              323               1,109               842
                                                 ---------         --------            --------         ---------
    Total benefits and expenses                    108,987           53,667             295,760           161,884

    Income (loss) before income taxes            $  (1,406)        $  6,529            $ 10,085         $  12,424
                                                 =========         ========            ========         =========

Income before income taxes was $(1.4) million during the third quarter of 2004 as compared to $6.5 million during the third quarter of 2003, and $10.1 million for the first nine months of 2004 as compared to $12.4 million for the first nine months of 2003. Strengthening foreign currencies increased the segment's loss before income taxes by $1.1 million for the third quarter of 2004. The effect of changes in foreign currencies on income before income taxes for the nine months ending September 30, 2004 was not significant. The Asia Pacific segment did experience 81% growth in net premiums for the quarter, reaching $103.3 million during the third quarter of 2004 as compared to $57.3 million during the third quarter of 2003, and a 75.5% growth in net premiums year-to-date, reaching $291.1 million during the first nine months of 2004 as compared to $165.8 million during the first nine months of 2003. However, increased loss ratios prevented an equivalent percentage growth in income before income taxes for the respective periods. The percentage growth in net premiums for the nine-month comparable periods is not necessarily indicative of the percentages the Company expects for the year ending December 31, 2004. As the comparable net premium base grows, this percentage is expected to decrease.

The growth in net premiums for the quarter in the Asia Pacific segment was generated by new business premiums from facultative and automatic treaties and renewal premiums from existing treaties, including premiums associated with accelerated critical illness coverage. The growth was also aided by favorable exchange rates, with several of the local currencies strengthening against the U.S. dollar. Stronger local currencies contributed approximately $5.7 million and $26.1 million to net premiums for the third quarter and first nine months of 2004, respectively. Premiums earned during the third quarter of 2004 associated with critical illness coverage totaled $8.5 million compared to $7.4 million in the third quarter of 2003. Premiums earned associated with critical illness coverage for the nine months ended September 30, 2004 totaled $26.7 million, compared to $16.2 million for the nine months ended September 30, 2003. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased to $4.4 million in the third quarter of 2004 from $3.1 million in the third quarter of 2003, and to $11.1 million for the first nine months of 2004 from $8.2 million for the first nine months of 2003 due to an increase in allocated assets supporting the growth in the overall business. Other revenues increased $2.3 million during the first nine months of 2004 as compared to the same period of the prior year, primarily due to fees associated with the recapture of two treaties and new fees earned on financial reinsurance transactions. However, other revenues for the third quarter of 2004 were $(423) thousand due to certain reclassifications of such fees.

Loss ratios in Asia Pacific increased to 81.9% for the third quarter of 2004 from 71.8% for the third quarter of 2003, and to 77.9% for the nine months ended September 30, 2004 from 69.7% for the nine months ended September 30, 2003 primarily due to adverse claims experience and reserve strengthening in Australia and New Zealand. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured, and the relative maturity of the business. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 16.9% in the third quarter of 2004 compared to 15.5% in the third quarter of 2003, and 17.5% for the nine months ended September 30, 2004 compared to 20.1% for the nine months ended September 30, 2003. These percentages fluctuate due to the timing of client company reporting and variations in the type of business being written, along with the mix of new and renewal business.

Other operating expenses increased to 6.3% of premiums for the third quarter of 2004 from 5.9% of premiums in 2003, while they decreased to 5.8% of premiums for the nine months ended September 30, 2004 from 7.3% of premiums for the nine months ended September 30, 2003. Generally, as net premiums grow, the burden of start-up expenses and expansion costs are somewhat alleviated. The timing of the entrance into and development of new markets may cause other operating expenses as a percentage of premiums to be somewhat volatile on a comparative quarter basis. Interest expense increased in 2004 over 2003 due to higher interest rates, an increase in debt levels in Australia to support the growth in operations, and the effect of foreign exchange rates increasing against the U.S. dollar over the prior year.

CORPORATE AND OTHER OPERATIONS

Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized capital gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225 million of 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners ("RTP"), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off (see discussion of status below), and an insignificant amount of business from direct insurance operations in Argentina.

                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
(in thousands)                                      2004              2003              2004               2003
                                               -------------     -------------      -------------     -------------
REVENUES:
  Net premiums                                    $    237          $    799           $  1,922          $  2,777
  Investment income, net of related expenses         7,199             3,678             17,252            12,443
  Realized investment gains (losses), net            1,904            (1,546)             9,790            (3,551)
  Other revenues                                     2,687             1,761              5,580             4,547
                                                  --------          --------           --------          --------
      Total revenues                                12,027             4,692             34,544            16,216

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   1,496             1,746              3,917             2,376
  Interest credited                                     81                93                243               232
  Policy acquisition costs and other
    insurance expenses                                 481               106              1,216             1,676
  Other operating expenses                           8,008             5,397             22,119            15,363
  Interest expense                                   8,892             8,802             26,540            25,820
                                                  --------          --------           --------          --------
      Total benefits and expenses                   18,958            16,144             54,035            45,467

      Loss before income taxes                    $ (6,931)         $(11,452)          $(19,491)         $(29,251)
                                                  ========          ========           ========          ========

Losses before income taxes decreased 39.5% and 33.4% for the three- and nine-month periods ended September 30, 2004, respectively. Increases in investment income and net realized investment gains helped drive losses before income taxes lower for both periods compared to 2003. These increases were offset in part by higher claims and other policy benefits for the year-to-date comparables. Foreign currency gains in the prior year helped reduce the level of claims and policy benefits on a year-to-date basis. Other operating expenses increased $2.6 million, or 48.4%, during the third quarter of 2004 compared to 2003 and $6.8 million, or 44.0%, during the first nine months of 2004 compared to 2003. The increases during both periods were primarily due to higher segment compensation expenses and external audit fees.

As discussed in the Company's 2003 Annual Report, certain regulations were pending relating to permanently disabled participants of the privatized pension plans administered by Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs"). Recently, the Argentine government enacted those regulations. The new regulations require permanently disabled AFJP plan participants to elect a programmed withdrawal or an annuity with respect to deferred disability claims at a time when the AFJP fund unit values are significantly inflated. The new regulations are expected to accelerate permanent disability payments from reinsurers, particularly with respect to plan participants that elect programmed withdrawal. The Company cannot predict the percentage of plan participants that will elect programmed withdrawal as opposed to an annuity. In addition, as discussed in the Company's 2003 Annual Report, AFJP claims payments are linked to AFJP fund unit values, which are artificially inflated because of the regulatory intervention of the Argentine government. In view of this fact, coupled with the acceleration of permanent disability payments, during the third quarter the Company has formally notified the AFJP ceding companies that it will no longer make claim payments at rates it considers to be artificially inflated, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the underlying AFJP fund units. This formal notification could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of any such future litigations or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

Additionally, as discussed in the Company's 2003 Annual Report, the Company had placed the Argentine Government on notice of its intent to file an arbitration with respect to alleged violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). On March 24, 2004, RGA Reinsurance filed a request for arbitration of its dispute relating to these alleged violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $18.6 million for the third quarter of 2004 compared to a loss, net of taxes, of $0.5 million for the third quarter of 2003. The increase in net loss was due primarily to a negotiated settlement of all disputed claims associated with the Company's largest identified accident and health exposure. As a result of this settlement, the Company's discontinued accident and health operation recorded a $24.0 million pre-tax charge during the third quarter of 2004. As of September 30, 2004, amounts in dispute or subject to audit exceed the Company's reserves by approximately $28.6 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 15, "Long-Term

Debt," and 16, "Issuance of Trust Piers Units," in the 2003 Annual Report), and repurchases of RGA common stock under a plan approved by the board of directors. In 2001, the Company's board of directors approved a repurchase program authorizing RGA to purchase up to $50.0 million of its shares of stock. RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million during 2002. The Company has not purchased any of its shares since 2002 and has no plans to purchase additional shares at this time. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of the early recapture of a reinsurance treaty by the ceding company and significantly higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, capital securities or common equity and, if necessary, the sale of invested assets subject to market conditions.

As previously mentioned, as part of its normal review of risk management and retention levels, the Company increased its retention limit from $4.0 million to $6.0 million per life for business written after July 1, 2003. The higher retention limit will naturally lead to larger death claim payments for certain policies, but these larger payments will be partially offset by smaller premium outflows to the Company's retrocessionaires. The Company believes its sources of liquidity are sufficient to cover the potential increase in claims payments on both a short-term and long-term basis.

Cash Flows

The Company's net cash flows provided by operating activities for the nine-month periods ended September 30, 2004 and 2003 were $484.0 million and $198.1 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $285.9 million net increase in operating cash flows during the first nine months of 2004 compared to the same period in 2003 was primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, acquisition costs and other operating expenses. Cash from premiums and investment income increased $903.4 million and $65.4 million, respectively, during the first nine months of 2004, and was partially offset by higher operating cash outlays of $682.9 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short and long-term obligations.

Net cash used in investing activities was $570.3 million and $441.2 million in 2004 and 2003, respectively. The increase in cash used in investing activities and, in particular, the purchases of fixed maturity securities, primarily related to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash provided by financing activities was $131.0 million and $284.8 million in 2004 and 2003, respectively. The $153.9 million decrease in cash provided by financing activities primarily related to a $91.9 million decrease in cash inflows from excess deposits on universal life and other investment type policies and contracts. Additionally, the Company increased its borrowings under credit agreements by just $4.6 million during 2004 compared to $63.4 million in the prior year.

Debt and Preferred Securities

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of September 30, 2004, the Company had $402.3 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company's U.S. credit facility expires in May 2006 and has a total capacity of $175.0 million. The Company generally may not pay dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of September 30, 2004, the Company had $50 million outstanding under this facility at a blended interest rate of 2.38%. The average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.20%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.

Statutory Dividend Limitations

The ability of the Company to make principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At September 30, 2004, Reinsurance Company of Missouri, Incorporated ("RCM") and RGA Canada had statutory capital and surplus of $762.5 million and $245.6 million, respectively. RCM's primary asset is its investment in RGA Reinsurance Company, the Company's principal operating subsidiary based in Missouri. The transfer of funds, including dividends, from the subsidiaries to RGA is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

Asset / Liability Management

The Company actively manages its assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis.

The Company has established target asset portfolios for each major insurance product, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.

The Company's liquidity position (cash and cash equivalents and short-term investments) was $144.2 million and $113.5 million at September 30, 2004 and December 31, 2003, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

Future Liquidity and Capital Needs

During the first quarter of 2004, RGA Reinsurance Company became a member of the Federal Home Loan Bank of Des Moines ("FHLB"). One of the benefits of being a member is the ability to borrow money on short notice by pledging investments. As of September 30, 2004, the Company had no outstanding borrowing from or assets pledged to the FHLB. Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the plan approved by the board of directors, and to meet its other obligations.

A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products. Because the Company obtains substantially all of its revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, its business would be harmed if the market for annuities or life insurance were adversely affected.

The ability of RGA Reinsurance to write reinsurance partially depends on its financial condition and its ratings. RGA Reinsurance and RGA Canada have been assigned ratings of "A+" (Superior) by A.M. Best Company, which is the second highest out of fifteen possible ratings. A rating of "A+" is assigned to companies that have, in A.M. Best's opinion, a superior ability to meet their ongoing obligations to policyholders. RGA Reinsurance also maintains ratings from Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"). S&P has assigned RGA Reinsurance a financial strength rating of "AA-", which is the fourth highest rating out of twenty-one possible ratings. According to S&P's rating scale, a rating of "AA-" means that, in S&P's opinion, the insurer has very strong financial security characteristics. Moody's has assigned RGA Reinsurance a rating of "A1", which is the fifth highest rating out of twenty-one possible ratings. A Moody's "A1" rating means that Moody's believes that the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Additionally, S&P has assigned a "AA-" financial strength rating to RGA Canada and RGA International Reinsurance Company.

RGA has senior long-term debt ratings of "A-" from S&P (seventh highest rating out of twenty-two possible ratings), "Baa1" from Moody's (eighth highest rating out of twenty-two possible ratings) and "a-" from A.M. Best (seventh highest rating out of twenty-two possible ratings). Each of these credit ratings is considered investment grade. According to S&P, a rating of "A-" is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher-rated categories. However, the obligor's capacity to meet its financial commitment of the obligation is still strong. According to Moody's, a rating of "Baa1" is subject to moderate credit risk. According to A.M. Best, a rating of "a-" is considered strong.

A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

INVESTMENTS

The Company had total cash and invested assets of $10.2 billion and $7.9 billion at September 30, 2004 and 2003, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. The RGA Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 6.03% during the third quarter of 2004, compared with 6.59% for the third quarter of 2003. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the 2003 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage and asset-backed securities. As of September 30, 2004, approximately 97.6% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 44.3% and 52.9% of fixed maturity securities as of September 30, 2004 and 2003, respectively. These corporate securities had an average Standard and Poor's ("S&P") rating of "BBB+" at September 30, 2004.

Within the fixed maturity security portfolio, the Company holds approximately $149.6 million in asset-backed securities at September 30, 2004, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded other-than-temporary write-downs of $2.5 million and $16.6 million for the nine months ending September 30, 2004 and 2003, respectively. The circumstances that gave rise to the impairments during 2004 were the deterioration in collateral value supporting two asset-backed securities. During the nine months ended September 30, 2004, the Company sold fixed maturity securities with a fair value of $216.1 million at a net loss of $8.5 million.

The following table presents the total gross unrealized losses for 413 fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                     At September 30, 2004
                                             -------------------------------------
                                             Gross Unrealized
                                                  Losses             % of Total
                                             ----------------     ----------------
Less than 20%                                    $ 26,203               96.5%
20% or more for less than six months                  951                3.5%
20% or more for six months or greater                   -                  -
                                                 --------              -----
     Total                                       $ 27,154              100.0%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected primarily by an increase in the interest rate environment.

The following table presents the estimated fair values and gross unrealized losses for the 413 fixed maturity securities that have estimated fair values below amortized cost as of September 30, 2004. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                        AS OF SEPTEMBER 30, 2004
                                       -------------------------------------------------------------------------------------------
                                                                         EQUAL TO OR GREATER THAN
                                          LESS THAN 12 MONTHS                   12 MONTHS                          TOTAL
                                       -------------------------        -------------------------        -------------------------
                                                         Gross                            Gross                            Gross
                                        Estimated     Unrealized         Estimated     Unrealized         Estimated     Unrealized
(in thousands)                         Fair Value        Loss           Fair Value        Loss           Fair Value        Loss
                                       ----------     ----------        ----------     ----------        ----------     ----------
INVESTMENT GRADE SECURITIES:
  COMMERCIAL AND INDUSTRIAL             $  292,681    $    6,552        $   36,570     $    1,932        $  329,251     $    8,484
  PUBLIC UTILITIES                         104,532         1,850             2,845            141           107,377          1,991
  ASSET-BACKED SECURITIES                   39,437         2,449                                             39,437          2,449
  CANADIAN AND CANADIAN PROVINCIAL
    GOVERNMENTS                             34,037         1,233                                             34,037          1,233
  MORTGAGE-BACKED SECURITIES                54,402           965             1,396            108            55,798          1,073
  FINANCE                                  153,129         3,917            26,535            699           179,664          4,616
  U.S. GOVERNMENT AND AGENCIES             397,060         5,117            12,201            465           409,261          5,582
  FOREIGN GOVERNMENTS                      105,747         1,062                                            105,747          1,062
                                        ----------    ----------        ----------     ----------        ----------     ----------
    INVESTMENT GRADE SECURITIES          1,181,025        23,145            79,547          3,345         1,260,572         26,490
                                        ----------    ----------        ----------     ----------        ----------     ----------

NON-INVESTMENT GRADE SECURITIES:
  COMMERCIAL AND INDUSTRIAL                 14,873           408                                             14,873            408
  ASSET-BACKED SECURITIES                    4,855           256                                              4,855            256
                                        ----------    ----------        ----------     ----------        ----------     ----------
    NON-INVESTMENT GRADE SECURITIES         19,728           664                 -              -            19,728            664
                                        ----------    ----------        ----------     ----------        ----------     ----------

      TOTAL                             $1,200,753    $   23,809        $   79,547     $    3,345        $1,280,300     $   27,154
                                        ==========    ==========        ==========     ==========        ==========     ==========

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of September 30, 2004. The unrealized losses did not exceed 8.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, each security whose price has been below market for twelve months or longer is investment grade.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of September 30, 2004.

Policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest comprised approximately 25.0% and 30.3% of the Company's cash and invested assets as of September 30, 2004 and December 31, 2003, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

CONTRACTUAL OBLIGATIONS

The following table displays the Company's contractual obligations that have materially changed since December 31, 2003 (in millions):

                                                                       Payment Due by Period
                                                      --------------------------------------------------------------
                                                               Less than
                 Contractual Obligations:              Total     1 Year    1 - 3 Years   4 - 5 Years   After 5 Years
                 ------------------------             -------  ---------   -----------   -----------   -------------
Short - term debt                                     $  27.2   $  27.2      $     -       $    -        $     -

Long - term debt                                      $ 375.1   $     -      $ 175.2       $    -        $ 199.9

Fixed-rate interest on senior notes                   $ 115.8   $  20.8      $  34.3       $ 13.5        $  47.2

Fixed-rate interest on Trust Preferred Securities(2)  $ 601.6   $  12.9      $  25.9       $ 12.9        $ 549.9

Life claims payable(1)                                $ 618.4   $ 618.4      $     -       $    -        $     -

(1) Included in the other policy claims and benefits line item in the condensed consolidated balance sheet.

(2) Assumes that all securities will be held until the stated maturity date of March 18, 2051.

The Company's insurance liabilities, including future policy benefits and interest sensitive contract liabilities, represent future obligations, where the timing of payment is unknown because the payment depends on an insurable event, such as the death of an insured, or policyholder behavior, such as the surrender or lapse of a policy. These future obligations are established based primarily on actuarial principles and are reflected on the Company's consolidated balance sheet, but have been excluded from the table above due to the uncertain timing of payment.

MORTALITY RISK MANAGEMENT

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, or RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

The Company maintains two catastrophe insurance programs that renew on August 13th of each year. The current programs began August 13, 2004. The primary program covers all of RGA's business worldwide and provides protection for losses incurred during any event involving 10 or more insured deaths. Under this program, RGA retains the first $50 million in claims, the catastrophe program covers the next $30 million in claims, and RGA retains all claims in excess of $80 million. This program covers terrorism related losses including those due to nuclear, chemical or biological events. Under the second program, which covers events involving 5 or more insured deaths, RGA retains the first $25 million in claims, the catastrophe program covers the next $25 million in claims, and RGA retains all claims in excess of $50 million. It covers only losses under US guaranteed issue (COLI, BOLI, etc) reinsurances and includes losses due to acts of terrorism but excludes terrorism losses due to nuclear, chemical and/or biological events. Both programs are insured by several insurance companies and Lloyds Syndicates with no single entity providing more than $10 million of coverage.

COUNTERPARTY RISK

In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. Should a counterparty not be able to fulfill its obligation to the Company under a reinsurance agreement, the impact could be material to the Company's financial condition and results of operations.

MARKET RISK

Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk so the Company's risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. RGA is primarily exposed to interest rate risk and foreign currency risk.

Interest rate risk arises from many of the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company's capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income.

The Company is subject to foreign currency translation, transaction, and net income exposure. The Company generally does not hedge the foreign currency translation exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure).

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended September 30, 2004 from that disclosed in the 2003 Annual Report.

NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized." The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the impact of EITF 03-1 on its unaudited interim condensed consolidated financial statements. In conformity with existing generally accepted accounting principles, the Company's gross unrealized losses totaling $27.2 million at September 30, 2004 are reflected as a component of other comprehensive income on the consolidated balance sheet. Depending on the ultimate guidance issued by the FASB, including guidance regarding management's assertion about intent and ability to hold available-for-sale investment securities, the Company could be required to report these unrealized losses in a different manner, including possibly reflecting these unrealized losses in the consolidated income statement as other-than-temporary impairments, even if the unrealized losses are attributable solely to interest rate movements.

In March 2004, the EITF reached consensuses on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

In March 2004, the EITF reached consensus on Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. Effective July, 1, 2004, the Company adopted FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides accounting guidance to a sponsor of a post-retirement health care plan that provides prescription drug benefits. The impact of the Company's application of FSP 106-2 was immaterial.

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $361 thousand, net of income taxes.

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. The Company adopted the provisions of Issue B36 during the fourth quarter of 2003 and recorded a net gain of $0.5 million as a cumulative effect of change in accounting principle.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extended the effective date of FIN 46 to the period ending March 31, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004 and is not required to consolidate any material interests in variable interest entities.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to projections of the earnings, revenues, income or loss, future financial performance and growth potential of Reinsurance Group of America, Incorporated and its subsidiaries (which we refer to in the following paragraphs as "we," "us" or "our"). The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (4) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (5) risks inherent in our risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) adverse litigation or arbitration results, (8) the adequacy of reserves relating to settlements, awards and terminated and discontinued lines of business, (9) the stability of governments and economies in the markets in which we operate, (10) competitive factors and competitors' responses to our initiatives, (11) the success of our clients, (12) successful execution of our entry into new markets, (13) successful development and introduction of new products, (14) our ability to successfully integrate and operate reinsurance business that we acquire, including without limitation, the traditional life reinsurance business of Allianz Life, (15) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (16) our dependence on third parties, including those insurance companies and reinsurers to which we cede some reinsurance, third-party investment managers and others, (17) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and
(18) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission.

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and described in the periodic reports we file with the Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" which is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to various litigation and arbitrations that involve its discontinued accident and health business, including medical reinsurance arrangements, personal accident business (including London market excess of loss business), aviation bodily injury carve-out business and worker's compensation carve-out business. As of September 30, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, in the amount of $5.6 million, which is $4.9 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that have indicated that they anticipate asserting claims in the future against the Company in the amount of $24.1 million, which is $23.7 million in excess of the amounts held in reserve by the Company as of September 30, 2004. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2003 Annual Report for more information. During the third quarter of 2004, the Company's discontinued accident and health operations recorded a $24.0 million pre-tax charge related to the negotiated settlement of all disputed claims associated with its largest identified accident and health exposure. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

In addition, as discussed in the Company's Annual Report, AFJP claims payments are linked to AFJP fund unit values, which are artificially inflated because of the regulatory intervention of the Argentine government. In view of this fact, coupled with the acceleration of permanent disability payments, during the third quarter the Company has formally notified the AFJP ceding companies that it will no longer make artificially inflated claim payments, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of any such future litigations or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of September 30, 2004, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 6

EXHIBITS

See index to exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Reinsurance Group of America, Incorporated

                              By:  /s/ A. Greig Woodring  November 5, 2004
                                   ---------------------------------------
                                   A. Greig Woodring
                              President & Chief Executive Officer
                              (Principal Executive Officer)

                              By:  /s/ Jack B. Lay        November 5, 2004
                                   ---------------------------------------
                                   Jack B. Lay
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                 Description
------                                 -----------
3.1          Restated Articles of Incorporation, incorporated by reference to
             Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002